Form 10-Q
period 1999-03-15
MID-STATE HOMES INC
filed 1999-04-14
CIK 1065694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 15, 1999

                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-58995

                              Mid-State Homes Inc.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                             59-0945134
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer or
 organization)                                               Identification No.)

c/o First Union National Bank, 230 S. Tryon Street, 9th Floor, Charlotte, NC  28288-1179
----------------------------------------------------------------------------------------
               (Address of principal executive offices)                       (Zip Code)

        Registrant's telephone number, including area code (704) 383-9568
                                                           --------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         (Former name or former address, if changed since last report.)

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes    X          No

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

         (a) See the quarterly Payment Date Statement attached hereto reflecting the required information for the MARCH 1999 payment to the Mid-State Trust VII 6.34% Asset-Backed Bonds.

                           PART II - OTHER INFORMATION

Item 1.           Exhibits

          (a) Quarterly Payment Date Statement of Mid-State Trust VII 6.34% Asset-Backed Bonds relating to the MARCH 15, 1999 Payment Date.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 First Union National Bank, as Indenture Trustee And on behalf of Mid-State Trust VII

Date: April 14, 1999             By: /s/ ROBERT ASHBAUGH
                                     -------------------
                                     ROBERT ASHBAUGH
                                     Vice President