Form 10-K405
period 1999-05-31
MID-STATE HOMES INC
filed 1999-08-27
CIK 1065694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1999

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  333-58995

                               Mid-State Trust VII
       (Issuer in respect of Mid-State Trust VII 6.34% Asset-Backed Bonds)
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                      59-0945134
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         c/o First Union National Bank, 230 S. Tryon Street, 9th Floor,
                            Charlotte, NC 28288-1179
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (704) 383-9568

     Securities registered pursuant to Section 12 (b) of the Act: None

     Securities registered pursuant to Section 12 (g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                INTRODUCTORY NOTE

         The Registrant, Mid-State Trust VII, was formed pursuant to that certain Amended and Restated Trust Agreement dated as of December 10, 1998, by and between Mid-State Homes and Wilmington Trust Company, as Owner Trustee. The Registrant is the issuer of the Mid-State Trust VII 6.34% Asset-Backed Bonds (the "Bonds"), issued under an Indenture dated as of December 10, 1998 by and between the Registrant and First Union National Bank, as Indenture Trustee.

         This Form 10-K has been prepared with modified disclosure in accordance with past exemptions from the reporting requirements granted by the Securities and Exchange Commission under the Securities Exchange Act of 1934 for issuers substantially similar to the Registrant. Items designated herein as "Not Applicable" have been specifically omitted in reliance on such prior exemptions.


                                     PART I

Item 1.           Business.

                  Not Applicable.

Item 2.           Properties.

                  Not Applicable.

Item 3.           Legal Proceedings.

                  The Indenture Trustee is not aware of any material pending legal proceedings involving either the Registrant, the Indenture Trustee, the Owner Trustee or the Servicer with respect to the Bonds or the Registrant's property.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  No vote or consent of the holders of the Bonds was solicited for any purpose during the year ended May 31, 1999.


                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

                  To the best knowledge of the Indenture Trustee, there is no established public trading market for the Bonds. As of the date hereof, Cede & Co., the nominee for the Depository Trust Company ("DTC"), was the only holder of record of the Bonds. DTC holds the Bonds for the accounts of others.

Item 6.           Selected Financial Data.

                  Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                  Not Applicable.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risks.

                  Not Applicable.

Item 8.           Financial Statements and Supplementary Data.

                  Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                  None.


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

                  Not Applicable.

Item 11.          Executive Compensation.

                  Not Applicable.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

                  The Indenture Trustee is not aware of any Schedule 13D or 13G filings with the Securities and Exchange Commission in respect of the Bonds.

Item 13.          Certain Relationships and Related Transactions.

                  None or Not Applicable.


                                     PART IV


Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

                  (a) The following documents are filed as part of the report

                           (1)      Financial Statements

                                    Not Applicable.

                           (2)      Financial Statement Schedules

                                    Not Applicable.

                  (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1998:

                           Date of Reports              Items Covered

                           None

                  (c)      Exhibits*.

                           99.1 Annual statement to Bondholders for the period ended June 15, 1999
                           99.2     Annual Accountant's Report
                           99.3     Annual Servicer's Certificate

                  (d)      Additional financial statements

                           (1)      Separate Financial Statements of
                                    subsidiaries not consolidated and
                                    fifty-percent-or-less persons.

                                    None.

                           (2) Affiliates whose securities are pledged as collateral.

                                    None.

                           (3)      Schedules.

                                    None.




                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Indenture Trustee has duly caused this report to be signed on behalf of the Registrant by the undersigned, thereto duly authorized.


                                 FIRST UNION NATIONAL BANK, as Indenture Trustee and on behalf of Mid-State Trust VII


Dated:   August 27, 1999


                                            By:    /s/  Robert Ashbaugh
                                                   -----------------------------
                                            Name:  Robert Ashbaugh
                                            Title: Vice President




                                INDEX OF EXHIBITS


99.1     Annual Statement to Bondholders for the period ended June 30, 1999

99.2     Annual Accountant's Report

99.3     Annual Servicer's Certificate