Form 10-Q
period 1997-07-01
MID-STATE HOMES INC
filed 2000-11-02
CIK 1065694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 1997

                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-23667

                               Mid-State Trust VI
          (Issuer in respect of Mid-State Trust VI Asset-Backed Bonds)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                        59-0945134
--------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer or organization)
incorporation Identification No.)

        c/o First Union National Bank, 401 S. Tryon Street, 12th Floor,
                            Charlotte, NC 28288-1179
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Yes    X          No

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

         (a) See the quarterly Payment Date Statement attached hereto reflecting the required information for the APRIL 1997 payment to the Mid-State Trust VI Asset-Backed Bonds.

                           PART II - OTHER INFORMATION

Item 1.           Exhibits

          (a) Quarterly Payment Date Statement of Mid-State Trust VI Asset-Backed Bonds relating to the APRIL 1, 1997 Payment Date.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                First Union National Bank, as Indenture Trustee And on behalf of Mid-State Trust VI

Date: October 30, 2000          By:   /s/  ROBERT ASHBAUGH
                                    -------------------------------------
                                    ROBERT ASHBAUGH
                                    Vice President