Form 10-Q
period 1997-10-01
MID-STATE HOMES INC
filed 2000-11-02
CIK 1065694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1997

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

Yes    X          No

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

         (a) See the quarterly Payment Date Statement attached hereto reflecting the required information for the OCTOBER 1997 payment to the Mid-State Trust VI Asset-Backed Bonds.

                           PART II - OTHER INFORMATION

Item 1.           Exhibits

          (a) Quarterly Payment Date Statement of Mid-State Trust VI Asset-Backed Bonds relating to the OCTOBER 1, 1997 Payment Date.

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