Form 10-Q
period 1998-01-01
MID-STATE HOMES INC
filed 2000-11-02
CIK 1065694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 1998

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

Yes    X          No

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

         (a) See the quarterly Payment Date Statement attached hereto reflecting the required information for the JANUARY 1998 payment to the Mid-State Trust VI Asset-Backed Bonds.

                           PART II - OTHER INFORMATION

Item 1.           Exhibits

          (a) Quarterly Payment Date Statement of Mid-State Trust VI Asset-Backed Bonds relating to the JANUARY 1, 1998 Payment Date.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                First Union National Bank, as Indenture Trustee And on behalf of Mid-State Trust VI

Date: October 30, 2000          By: /s/  ROBERT ASHBAUGH
                                    -----------------------------------
                                    ROBERT ASHBAUGH
                                    Vice President