Form 10-K405
period 1998-05-31
MID-STATE HOMES INC
filed 2000-11-16
CIK 1065694

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

For the fiscal year ended May 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:    333-23667

                               Mid-State Trust VI
--------------------------------------------------------------------------------
          (Issuer in respect of Mid-State Trust VI Asset-Backed Bonds)
             (Exact name of registrant as specified in its charter)

         Florida                                         59-0945134
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

c/o First Union National Bank, 401 S. Tryon Street, 12th Floor, Charlotte, NC 28288-1179
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                INTRODUCTORY NOTE

         The Registrant, Mid-State Trust VI, was formed pursuant to that certain Trust Agreement dated as of March 1, 1997, by and between Mid-State Homes and Wilmington Trust Company, as Owner Trustee. The Registrant is the issuer of the Mid-State Trust VI Asset-Backed Bonds (the "Bonds"), issued under an Indenture dated as of June 11, 1997 by and between the Registrant and First Union National Bank, as Indenture Trustee.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  No vote or consent of the holders of the Bonds was solicited for any purpose during the year ended May 31, 1998.

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

                               Not Applicable.

                           (2) Financial Statement Schedules

                               Not Applicable.

                  (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1998:

                      Date of Reports                         Items Covered

                      None

                  (c) Exhibits*.

                           99.1 Annual statement to Bondholders for the period ended May 31, 1998

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

                                 FIRST UNION NATIONAL BANK, as Indenture Trustee and on behalf of Mid-State Trust VI


Dated:   November 10, 2000





                                 By:      /s/ Robert Ashbaugh
                                          --------------------------------------
                                 Name:    Robert Ashbaugh
                                 Title:   Vice President


                                INDEX OF EXHIBITS


99.1     Annual Statement to Bondholders for the period ended May 31, 1998