Form 10-K405
period 2000-05-31
MID-STATE HOMES INC
filed 2000-11-16
CIK 1065694

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

For the fiscal year ended May 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:    333-58995

                               Mid-State Trust VIII
      (Issuer in respect of Mid-State Trust VIII 7.791% Asset-Backed Bonds)
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

         The Registrant, Mid-State Trust VIII, was formed pursuant to that certain Amended and Restated Trust Agreement dated as of May 3, 2000, by and between Mid-State Homes and Wilmington Trust Company, as Owner Trustee. The Registrant is the issuer of the Mid-State Trust VIII 7.791% Asset-Backed Bonds (the "Bonds"), issued under an Indenture dated as of May 3, 2000 by and between the Registrant and First Union National Bank, as Indenture Trustee.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  No vote or consent of the holders of the Bonds was solicited for any purpose during the year ended May 31, 2000.

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

                  None or Not Applicable.


                                     PART IV


Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.

                  (a) The following documents are filed as part of the report

                           (1)      Financial Statements

                                    Not Applicable.

                           (2)      Financial Statement Schedules

                                    Not Applicable.

                  (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2000:

                           Date of Reports                     Items Covered

                           None

                  (c)      Exhibits*.

                           99.1 Annual statement to Bondholders for the period ended May 31, 2000

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

                                 FIRST UNION NATIONAL BANK, as Indenture Trustee and on behalf of Mid-State Trust VIII


Dated:   August 31, 2000





                                 By:      /s/      Robert Ashbaugh
                                          --------------------------------------
                                 Name:    Robert Ashbaugh
                                 Title:   Vice President



                                INDEX OF EXHIBITS


99.1     Annual Statement to Bondholders for the period ended May 31, 2000