Form 10-K405
period 2001-12-31
MID-STATE HOMES INC
filed 2002-03-28
CIK 1065694

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

For the fiscal year ended December 31, 2001

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:    333-58995

                                Mid-State Trust X
           (Issuer in respect of Mid-State Trust X Asset-Backed Notes)
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Florida                                       59-0945134
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 c/o First Union National Bank, 401 S. Tryon Street, 12th Floor, Charlotte, NC            28288-1179
 ---------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                  (Zip Code)

Registrant's telephone number, including area code:           (704) 383-9568

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

         The Registrant, Mid-State Trust X, was formed pursuant to that certain Amended and Restated Trust Agreement dated as of October 31, 2001, by and between Mid-State Homes, Inc. and Wilmington Trust Company, as Owner Trustee. The Registrant is the issuer of the Mid-State Trust X Asset-Backed Notes (the "Notes"), issued under an Indenture dated as of November 9, 2001 by and between the Registrant and First Union National Bank, as Indenture Trustee.

         This Form 10-K has been prepared with modified disclosure in accordance with past exemptions from the reporting requirements granted by the Securities and Exchange Commission under the Securities Exchange Act of 1934 for issuers substantially similar to the Registrant. Items designated herein as "Not Applicable" have been specifically omitted in reliance on such prior exemptions.


                                     PART I

Item 1.           Business.

                  Not Applicable.

Item 2.           Properties.

                  Not Applicable.

Item 3.           Legal Proceedings.

                  The Indenture Trustee is not aware of any material pending legal proceedings involving either the Registrant, the Indenture Trustee, the Owner Trustee or the Servicer with respect to the Notes or the Registrant's property.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  No vote or consent of the holders of the Notes was solicited for any purpose during the year ended December 31, 2001.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

                  To the best knowledge of the Indenture Trustee, there is no established public trading market for the Notes. As of the date hereof, Cede & Co., the nominee for the Depository Trust Company ("DTC"), was the only holder of record of the Notes. DTC holds the Notes for the accounts of others.

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

                  Not Applicable.

Item 11.          Executive Compensation.

                  Not Applicable.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

                  The Indenture Trustee is not aware of any Schedule 13D or 13G filings with the Securities and Exchange Commission in respect of the Notes.

Item 13.          Certain Relationships and Related Transactions.

                  None or Not Applicable.


                                     PART IV


Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.

                  (a) The following documents are filed as part of the report

                           (1)      Financial Statements

                                    Not Applicable.

                           (2)      Financial Statement Schedules

                                    Not Applicable.

                  (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2001:

                           Date of Reports                         Items Covered

                           None

                  (c)      Exhibits*.

                           99.1 Annual statement to Bondholders for the period ended December 31, 2001

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

                              FIRST UNION NATIONAL BANK, as Indenture Trustee and on behalf of Mid-State Trust X


Dated:   March 28, 2001





                              By:      /s/      Robert Ashbaugh
                                       -----------------------------------

                              Name:    Robert Ashbaugh
                              Title:   Vice President


                                INDEX OF EXHIBITS


99.1     Annual Statement to Bondholders for the period ended May 31, 2000